Form 10KSB
period 2004-12-31
Our Glass, Inc.
filed 2005-04-15
CIK 1302365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                        COMMISSION FILE NUMBER 000-50937


                                 OUR GLASS, INC.
                               -------------------
                 (Name of Small Business Issuer in its charter)


              Nevada                                           13-4067564
              ------                                           ----------
    State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                       Identification Number)


                   P.O. Box 110310, Naples, Florida 34108-0106
                   -------------------------------------------
                     (Address of Principal Office) Zip Code


                    Issuer's telephone number: (239) 598-2300
                                               --------------

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock
                                                      ($0.001 par value)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days:

                               Yes [X]    No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of registrant's most recently completed fiscal quarter, and as of the date hereof: $0

Indicate the number of shares outstanding of each class of the Registrant's Common Stock, as of March 31, 2005:

                         Common Stock: 10,151,000 shares

Transitional Small Business Disclosure Format: Yes  [ ]    No  [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Background

Our Glass, Inc. (the "Company") was incorporated with the name Hourglass, Inc. under the laws of the State of Nevada on June 4, 1999. On August 30, 2004, the Company changed its name to Our Glass, Inc. To date, the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

On August 14, 2004, the Company filed a Form 10-SB registration statement on a voluntary basis in order to become a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is a development stage or "blank check" company, whose business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

At the present time, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or understanding with any person concerning an acquisition.

In the fiscal year 2005, it is anticipated that the Company's officers, directors, and non-management principal shareholders named herein will contact broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses they represent have a general interest in considering a merger or acquisition with a development stage company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on the NASDAQ SmallCap Market or on an exchange such as the American Stock Exchange. (See "Investigation and Selection of Business Opportunities").

The Company anticipates that the business opportunities presented to it will (i) either be in the process of formation, or be recently organized with limited operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties;
(iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or
(v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued or that it believes may realize a substantial benefit from being publicly owned. Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

As a consequence of the registration of its securities, any entity which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to be a private transaction rather than a public distribution of securities. The sale of a controlling interest by certain principal shareholders of the Company could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares.

Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management positions with the Company in connection with a change in control of the Company or its acquisition of a business opportunity. In the event of such a resignation, the Company's current management would not have any control over the conduct of the Company's business following the change in control or the Company's combination with a business opportunity.

It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological innovations, the perceived benefit the business opportunity will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, the Company will incur further risks, because management in many instances will not have proven its abilities or effectiveness, the eventual market for the products or services of the business opportunity will likely not be established, and the business opportunity may not be profitable when acquired.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company's securities should not anticipate that the Company necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's officers and directors, none of whom are professional business analysts. Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors: (1) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products; (2) The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders; (3) Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ; (4) Capital requirements and anticipated availability of required funds to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources; (5) The extent to which the business opportunity can be advanced; (6) Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole; (7) Strength and diversity of existing management, or management prospects that are scheduled for recruitment; (8) The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and (9) The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

In regard to the possibility that the shares of the Company would qualify for listing on NASDAQ, the current standards for initial listing on the SmallCap Market include, among other requirements, that the Company (i) have stockholders' equity of at least $5,000,000, or a market capitalization of $50,000,000, or net income of not less than $750,000 in its latest fiscal year or in two of the last three fiscal years; (ii) have a public float (i.e. shares that are not held by any officer, director or 10% shareholder) of at least 1,000,000 shares; (iii) have a minimum bid price of at least $4.00; (iv) have at least 300 round lot shareholders (i.e. shareholders who own not less than 100 shares); and (v) have an operating history of at least one year or a market capitalization of at least $50,000,000. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and other information deemed relevant.

As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process.

Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

At the present time, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or understanding with any person concerning an acquisition.

Form of Acquisition

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a merger or reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

The Securities and Exchange Commission ("SEC") maintains the view that securities issued by a blank check company such as Our Glass cannot be resold under the exemption from registration provided by Rule 144 promulgated under the Securities Act of 1933 but must be registered under the Securities Act of 1933. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

As a general matter, the Company anticipates that it, and/or its principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction.

Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.

Competition

The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities may have significantly greater experience, resources and managerial capabilities than the Company and in that event, will be in a better position than the Company to obtain access to attractive business opportunities.

Administrative Offices

The Company currently maintains a mailing address at P.O. Box 110310, Naples, Florida 34108-0106. The Company's telephone number is (239) 598-2300. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

Employees

The Company is in the development stage and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company currently maintains a mailing address at P.O. Box 110310, Naples, Florida 34108-0106. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is (239) 598-2300.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No public trading market exists for the Company's securities. As of March 31, 2005, there are approximately 29 holders of record of the Company's common stock. As of March 31, 2005, the Company has a total of 10,151,000 shares of common stock issued and outstanding. No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future. There have been no previously unreported sales of unregistered securities.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $12,283 from its inside capitalization funds. The Company has an accumulated deficit of $12,283 at December 31, 2004. The Company's balance sheet at December 31, 2004, reflects a current and total asset value of $0, and current liabilities of $0.

Plan of Operations

During its current fiscal year ending December 31, 2005, the Company will undertake to locate a suitable business acquisition candidate. There is no assurance as to when or whether the Company will locate a suitable business acquisition candidate or complete a business acquisition transaction.

Need for Additional Capital

The Company believes that it will require additional capital in the amount of approximately $6,500 in order to pay the costs associated with compliance with its continuing reporting obligations under the Exchange Act, for the fiscal year ending December 31, 2005. This additional capital will be required whether or not the Company is able to complete a business combination transaction during the fiscal year ending December 31, 2005. Furthermore, once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings to raise additional capital through the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.

Regardless of whether the Company's cash assets prove to be adequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain Relationships and Transactions."

ITEM 7.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS
                             as of December 31, 2004
                 for the years ended December 31, 2004 and 2003

Report of Independent Registered Public Accounting Firm ...................... 9

Balance Sheet ................................................................10

Statements of Operations .....................................................11

Statements of Stockholders' Equity (Deficit) .................................12

Statements of Cash Flows .....................................................13

Notes to Financial Statements .............................................14-15

CHILD, SULLIVAN & COMPANY
A PROFESSIONAL CORPORATION OF CERTIFIED PUBLIC ACCOUNTANTS
1284 W. FLINT MEADOW DR., SUITE D, KAYSVILLE, U T 84037
PHONE: (801) 927-1337    FAX: (801) 927-1344
________________________________________________________________________________


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders
Our Glass, Inc. (fka Hourglass, Inc.)
Naples, Florida

We have audited the accompanying balance sheets of Our Glass, Inc. (fka Hourglass, Inc.) (a Nevada development stage enterprise) as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and for the period from June 4, 1999 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Our Glass, Inc. (fka Hourglass, Inc.) (a development stage enterprise) as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, and for the period from June 4, 1999 (date of inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


Child, Sullivan & Company
Kaysville, Utah
March 24, 2005

                                 OUR GLASS, INC.
                              (FKA HOURGLASS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                                             December 31,
                                                        -----------------------
                                                                       Restated
                                                          2004           2003
                                                        --------       --------
                                     ASSETS

Current assets
  Cash ...........................................      $      -       $      -
                                                        --------       --------
Total current assets .............................             -              -
                                                        --------       --------

Total assets .....................................      $      -       $      -
                                                        ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accrued liabilities ............................      $      -       $      -
  Payable to stockholder .........................             -              -
                                                        --------       --------
Total current liabilities ........................             -              -

Stockholders' equity
  Preferred stock: par value $.01;
    5,000,000 shares authorized;
    no shares issued and outstanding .............             -              -
  Common stock: par value $.001;
    50,000,000 shares authorized; 10,151,000 and
    989,700 shares issued and outstanding ........        10,151            989
  Additional paid in capital .....................         2,132          2,132
  Deficit accumulated during the development stage       (12,283)        (3,121)
                                                        --------       --------
Total stockholders' equity .......................             -              -
                                                        --------       --------
Total liabilities and stockholders' equity .......      $      -       $      -
                                                        ========       ========

                        See notes to financial statements

                                 OUR GLASS, INC.
                              (FKA HOURGLASS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS

                                                                   Period from
                                                                   June 4, 1999
                                              Year ended          (inception) to
                                             December 31,          December 31,
                                       ------------------------   --------------
                                          2004          2003           2004
                                       ----------    ----------   --------------
Revenues
  Sales revenues ....................  $        -    $        -      $      -
  Cost of sales .....................           -             -             -
                                       ----------    ----------      --------
    Gross profit ....................           -             -             -

Operating expenses
  General and administrative expenses       9,162             -        12,283
                                       ----------    ----------      --------
    Total operating expenses ........       9,162             -        12,283
                                       ----------    ----------      --------

Loss from operations ................      (9,162)            -       (12,283)

Other income
  Interest income ...................           -             -             -
                                       ----------    ----------      --------
    Total other income ..............           -             -             -
                                       ----------    ----------      --------

Net loss before income taxes ........      (9,162)            -       (12,283)

Provision for income taxes ..........           -             -             -
                                       ----------    ----------      --------

Net loss ............................  $   (9,162)   $        -      $(12,283)
                                       ----------    ----------      --------

Basic and diluted net loss per share   $    (0.00)   $        -
                                       ==========    ==========
Weighted average number of shares
  outstanding .......................   5,395,000       989,700
                                       ==========    ==========

                        See notes to financial statements

                                          OUR GLASS, INC.
                                       (FKA HOURGLASS, INC.)
                                 (A DEVELOPMENT STAGE ENTERPRISE)

                           STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FROM JUNE 4, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2004

                                        Common Stock                      Development
                                       $.001 Par Value       Additional      Stage
                                    ----------------------     Paid In     Accumulated
                                      Shares        Amount     Capital       Deficit        Total
                                    ----------     -------   ----------   -----------     -------
Balance at June 4, 1999
(date of inception) ..............           -     $     -     $    -      $      -       $     -
  Common stock issued for services     367,450         367          -             -           367
  Common stock issued for cash ...      52,250          52      1,068             -         1,120
  Net loss for the period ........           -           -          -        (1,233)       (1,233)
                                    ----------     -------     ------      --------       -------
Balance December 31, 1999 ........     419,700         419      1,068        (1,233)          254

  Common stock issued for debt ...     570,000         570        130             -           700
  Net loss for the year ..........           -           -          -          (954)         (954)
                                    ----------     -------     ------      --------       -------
Balance December 31, 2000 ........     989,700         989      1,198        (2,187)            -

  Capital contribution ...........           -           -        675             -           675
  Net loss for the period ........           -           -          -          (694)         (694)
                                    ----------     -------     ------      --------       -------
Balance December 31, 2001 ........     989,700         989      1,873        (2,881)          (19)

  Capital contribution ...........           -           -        259             -           259
  Net loss for the year ..........           -           -          -          (240)         (240)
                                    ----------     -------     ------      --------       -------
Balance December 31, 2002 ........     989,700         989      2,132        (3,121)            -

  Net loss for the year ..........           -           -          -             -             -
                                    ----------     -------     ------      --------       -------
Balance December 31, 2003 ........     989,700         989      2,132        (3,121)            -

  Common stock issued for debt ...   9,161,300       9,162          -             -         9,162
  Net loss for the year ..........           -           -          -        (9,162)       (9,162)
                                    ----------     -------     ------      --------       -------
Balance December 31, 2004 ........  10,151,000     $10,151     $2,132      $(12,283)      $     -
                                    ==========     =======     ======      ========       =======

                                 See notes to financial statements

                                                12

                                          OUR GLASS, INC.
                                       (FKA HOURGLASS, INC.)
                                 (A DEVELOPMENT STAGE ENTERPRISE)

                                     STATEMENTS OF CASH FLOWS
                                                                                     Period from
                                                                                     June 4, 1999
                                                                Year ended          (inception) to
                                                               December 31,          December 31,
                                                          --------------------      --------------
                                                            2004         2003            2004
                                                          -------      -------      --------------
Cash flows from operating activities:
  Net loss .......................................        $(9,162)     $    -          $(12,283)
  Adjustments to reconcile net loss to
   net cash used in operations:
    Common stock issued for services .............              -           -               367
    Changes in operating liabilities and assets:
      Accrued liabilities ........................              -           -                 -
                                                          -------      ------          --------
  Net cash used in operations ....................         (9,162)          -           (11,916)

Cash flows from financing activities:
  Contributed capital ............................              -           -               934
  Issuance of common stock for debt ..............          9,162       9,862
  Issuance of common stock for cash ..............              -           -             1,120
                                                          -------      ------          --------
    Net cash provided by financing activities ....          9,162           -            11,916

  Increase in cash and cash equivalents ..........              -           -                 -

  Cash and cash equivalents, beginning of period .              -           -                 -
                                                          -------      ------          --------
  Cash and cash equivalents, end of period .......        $     -      $    -           $     -
                                                          -------      ------          --------

Supplemental disclosures of cash flow information:
  Cash paid for interest .........................        $     -      $    -
                                                          =======      ======
  Cash paid for income taxes .....................        $     -      $    -
                                                          =======      ======

                                 See notes to financial statements

                                                13

                                 OUR GLASS, INC.
                              (FKA HOURGLASS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       DESCRIPTION OF BUSINESS

       Our Glass, Inc. (a development stage enterprise) (the Company) was formed on June 4, 1999 in the State of Nevada as Hourglass, Inc. On August 30, 2004 the Company changed its name to Our Glass, Inc. The Company's activities to date have been primarily directed towards the raising of capital and seeking business opportunities.

       ESTIMATES AND ASSUMPTIONS

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

       LOSS PER SHARE

       Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Due to net losses, potentially dilutive securities would be antidilutive and are therefore not included.

       INCOME TAXES

       Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

       There is no provision for income taxes due to continuing losses. At December 31, 2004, the Company has net operating loss carryforwards for tax purposes of approximately $12,200, which expire through 2024. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

                                 OUR GLASS, INC.
                              (FKA HOURGLASS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS


2. PAYABLE TO STOCKHOLDER

       A stockholder has paid expenses on behalf of the Company. Those expenses consisted solely of professional fees incident to maintaining corporate existence. On July 8, 2004, the Company resolved to issue 9,161,300 common shares at par value in satisfaction of the $9,162 debt. At December 31, 2004 and 2003, the Company owed $0 and $0 respectively to the stockholder.

3. RESTATEMENT OF BALANCE SHEET

       During 2004 it was discovered that the Company issued 570,000 shares of its common stock in satisfaction of $700 in expenses paid on its behalf in the year ended December 31, 2000. Prior statements treated this $700 as contributed capital. The restatement of the balance sheet dated December 31, 2003 addresses this stock issuance by stating the corrected number of shares outstanding as 989,700 (from 419,700), and showing $570 added to common stock and deducted from additional paid in capital. The change has no effect on the statements of operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been neither changes nor any disagreements with our accountant's or our accountant's findings.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure on Controls and Procedures.

The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter of the fiscal year ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

We have no information to disclose under this item.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers currently serving the Company are as follows:

 Name                      Age               Positions held and tenure
 ----                      ---               -------------------------
 Cosmo Palmieri             33               President and Treasurer
 Jose Acevedo               48               Secretary and Director
 Joseph Pioppi              76               Director

The directors named above have served since the Company's inception and will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs.

The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

Biographical Information

Cosmo Palmieri, President/Treasurer, Mr. Palmieri graduated from the University of Texas in 1993 with a degree in economics. He received the Longhorn Leadership Award two consecutive years, was a member of the Texas Wranglers Service Organization and was a volunteer speaker for Austin Community Middle Schools. He also earned his license as a Texas Real Estate Agent. Since1993, Mr. Palmieri has been the President and Chief Executive Officer of his own real estate development company. Since 1993, he has also been involved in home remodeling and new home construction until Service Group, Inc. convinced him to make a career change and join them. He is currently an executive officer of Service Group, Inc. of Austin, Texas, an insurance and real estate development company.

Jose Acevedo, Secretary/Director, Mr. Acevedo has worked for Manufacturers Hanover Trust Co. from 1977 through 1999. During that period, Manufacturers Hanover Trust merged with Chemical Bank, and subsequently Chase Manhattan Bank, to become the nation's largest bank. At Chase Manhattan, Mr. Acevedo held a management position where he managed portfolios valued at 34 million dollars. Mr. Acevedo is currently self-employed as a corporation consultant.

Joseph Pioppi, Director, Mr. Pioppi graduated from Brooklyn Community College with an Associate degree in Electrical and Electronic Technology. He attended City College of New York Bernard Baruch School of Business and studied computer technology at Temple University. Mr. Pioppi was employed with the Pennsylvania Railroad, the Penn Central Railroad, and was a systems analyst for Conrail. In addition to the Company, he serves as a director of the following publicly-reporting companies: Lotus Capital Corp., Oriole, Inc., Goldeneye Capital Group, Inc. and Derby Resources, Inc.

Other Activities

Certain of the Company's officers and directors, identified below, have been or are officers and/or directors of other blind pool or blank check companies. The Company and each of these other companies for whom our officers and directors are also an officer and/or director may be in competition with for prospective companies to acquire. See "Conflicts of Interest" below.

Cosmo Palmieri

Until March 31, 2003 Cosmo Palmieri was secretary of Medianet Group Technology, Inc. (formerly known as Clamshell Enterprises, Inc.) the common stock of which is traded on the Over-the-Counter Bulletin Board under the symbol MEDG. Mr. Palmieri is also secretary of Mid-Am Systems, Inc. and Sheffield Products, Inc. He is President and Treasurer of Our Glass, Inc. He is Secretary and Treasurer of Oriole, Inc.

 Name of Company          Date of Registration     Business Combinations    Current Operating
                          (File Number); Status                             Status
 -----------------------  -----------------------  -----------------------  -----------------------
 Medianet Group           Medianet filed a Form    On March 31, 2003,       According to the
 Technology, Inc.         10SB 12G with the SEC    Medianet (then Known as  annual report of
 formerly known as        on May 5, 2002           Clamshell Enterprises,   Medianet filed on Form
 Clamshell Enterprises,   (000-49801) which        Inc.) acquired all of    10-KSB with the SEC on
 Inc.                     became effective in      the issued and           March 31, 2005,
                          September 2002.          outstanding common       Medianet is an
                          Medianet filed an        stock of Shutterport,    operating company in
                          annual report on Form    Inc., a Florida          the field of software
                          10-KSB with the SEC on   corporation. As a        development.
                          March 31, 2005.          result of this
                                                   transaction,
                                                   Shutterport became a
                                                   wholly-owned subsidiary
                                                   of Medianet.
 -----------------------  -----------------------  -----------------------  -----------------------

 Sheffield Products,      Sheffield Products       On July 21, 2004, there  Sheffield Products is
 Inc.                     filed Form 10SB 12G      was a change in control  primarily engaged in
                          with the SEC on          of Sheffield Products    the business of
                          September 12, 2002       as a result of closing   providing satellite
                          (000-50002) which        under a Stock Purchase   internet connections
                          became effective in      Agreement dated July     to customers in the
                          November 2002.           21, 2004. Strong Win     Asia Pacific region,
                          Sheffield Products       Limited, a British       including Hong Kong,
                          filed its most recent    Virgin Islands           Singapore, Indonesia,
                          quarterly report on      corporation acquired a   Bangladesh, Pakistan
                          Form 10-QSB with the     total of 6,076,116       and Mongolia.
                          SEC on November 12,      shares, or
                          2004. On January 14,     approximately 90% of
                          2005, Sheffield filed    the Company's issued
                          a registration           and outstanding common
                          statement with the SEC   stock. On August 13,
                          on Form SB-2/A the       2004, Sheffield
                          effectiveness of which   Products completed a
                          is pending.              share exchange
                                                   transaction with
                                                   Digital Network
                                                   Alliance Holdings (BVI)
                                                   Inc., a British Virgin
                                                   Islands corporation and
                                                   the individual
                                                   shareholders of
                                                   Digital, pursuant to
                                                   which Sheffield
                                                   Products acquired
                                                   10,000 shares of
                                                   Digital, representing
                                                   100% of its issued and
                                                   outstanding common
                                                   stock, in exchange for
                                                   the issuance of
                                                   13,248,760 shares of
                                                   Sheffield Products's
                                                   common stock. As a
                                                   result of completion of
                                                   the share exchange
                                                   transaction Digital
                                                   became the wholly-owned
                                                   subsidiary of Sheffield
                                                   Products.

 Name of Company          Date of Registration     Business Combinations    Current Operating
                          (File Number); Status                             Status
 -----------------------  -----------------------  -----------------------  -----------------------
 Oriole, Inc.             Oriole filed Form 10SB   None to Date             Oriole's activities to
                          12G with the SEC on                               date have been
                          January 31, 2005                                  primarily directed
                          (000-51137) which                                 towards theraising of
                          became effective in                               capital and seeking
                          April 2005.                                       business opportunities.
 -----------------------  -----------------------  -----------------------  -----------------------

 Mid-Am Systems Inc.      Mid-Am filed Form 10SB   According to a Current   According to a Current
                          12G with the SEC on      Report on Form 8-K       Report on Form 8-K
                          September 12, 2002       filed by Mid-Am with     filed by Mid-Am with
                          (000-50001) which        the SEC on February 25,  the SEC on February 25,
                          became effective in      2005, Mid-Am entered     2005, the wholly-owned
                          November 2002. Mid-Am    into an Agreement for    subsidiary of Mid-Am,
                          Systems filed its most   Share Exchange on        Connelly Investments
                          recent quarterly report  December 31, 2004 with   Limited, is primarily
                          on Form 10-QSB with the  Connelly Investments     engaged in the business
                          SEC on November 23,      Limited, a British       of research and
                          2004                     Virgin Islands           development, production
                                                   corporation              and sale of digital
                                                   ("Connelly") and the     anti-counterfeit
                                                   shareholders of          systems under the brand
                                                   Connelly, pursuant to    name "Mellow." Connelly
                                                   which Mid-Am agreed to   conducts all of its
                                                   issue a total of         operations through its
                                                   8,870,040 shares of its  wholly owned
                                                   common stock in          subsidiary, Mellow
                                                   exchange for 1,000       Anti-Counterfeit Net
                                                   shares of Connelly,      System (Shenzhen)
                                                   representing 100% of     Company Limited, which
                                                   the issued and           is incorporated in the
                                                   outstanding common       PRC.
                                                   stock of Connelly.

Jose Acevedo was the Secretary and director of Mid-Am Systems, Inc. until December 31, 2004. Until November 2001, he was Secretary and a director of Sea Sun Capital Corp. (formerly Alpha Holding, Inc.) He is Secretary and Treasurer of Lotus Capital Corp.

 Name of Company          Date of Registration     Business Combinations    Current Operating
                          (File Number); Status                             Status
 -----------------------  -----------------------  -----------------------  -----------------------
 Sea Sun Capital Corp.    Sea Sun filed a Form     On May 12, 2004 Madison  Sea Sun activities to
 (formerly, Alpha         10SB with the SEC on     Holdings, Inc. sold      date have been
 Holding, Inc.)           February 7, 2001         1,260,000 restricted     primarily directed
                          (000-32307) which        shares of common stock   towards the raising of
                          became effective in      constituting             capital and seeking
                          July 2001. Sea Sun       approximately 33% of     business opportunities.
                          filed its most recent    Sea Sun's issued and
                          quarterly report on      outstanding common
                          Form 10-QSB with the     stock. The aggregate
                          SEC on November 22,      purchase price for the
                          2004.                    shares was $50,000. On
                                                   May 12, 2004 Sea Sun
                                                   issued 3,020,000
                                                   restricted common
                                                   shares for Sea Horse
                                                   International Ventures,
                                                   Inc. and 1,510,000
                                                   restricted common
                                                   shares to Graham
                                                   Millington. As a result
                                                   of the sale and stock
                                                   issuance, Sea Horse
                                                   owns a total of
                                                   3,860,000 of
                                                   Registrant's common
                                                   stock constituting
                                                   approximately 46% of
                                                   Sea Sun's issued and
                                                   outstanding shares and
                                                   Graham Millington owns
                                                   1,930,000 shares of Sea
                                                   Sun's issued and
                                                   outstanding shares
                                                   constituting
                                                   approximately 23% of
                                                   the Company's issued
                                                   and outstanding shares.
 -----------------------  -----------------------  -----------------------  -----------------------

 Lotus Capital Corp.      Lotus filed 10SB 12G     None to Date             Lotus's activities to
                          with the SEC on                                   date have been
                          September 14, 2004                                primarily directed
                          (000-51105) which                                 towards the raising of
                          became effective in                               capital and seeking
                          November 2004.                                    business opportunities.

 Name of Company          Date of Registration     Business Combinations    Current Operating
                          (File Number); Status                             Status
 -----------------------  -----------------------  -----------------------  -----------------------
 Mid-Am Systems Inc       Mid-Am filed Form 10SB   According to a Current   According to a Current
                          12G with the SEC on      Report on Form 8-K       Report on Form 8-K
                          September 12, 2002       filed by Mid-Am with     filed by Mid-Am with
                          (000-50001) which        the SEC on February 25,  the SEC on February 25,
                          became effective in      2005, Mid-Am entered     2005, the wholly-owned
                          November 2002. Mid-Am    into an Agreement for    subsidiary of Mid-Am,
                          Systems filed its most   Share Exchange on        Connelly Investments
                          recent quarterly report  December 31, 2004 with   Limited, is primarily
                          on Form 10-QSB with the  Connelly Investments     engaged in the business
                          SEC on November 23,      Limited, a British       of research and
                          2004                     Virgin Islands           development, production
                                                   corporation              and sale of digital
                                                   ("Connelly") and the     anti-counterfeit
                                                   shareholders of          systems under the brand
                                                   Connelly, pursuant to    name "Mellow." Connelly
                                                   which Mid-Am agreed to   conducts all of its
                                                   issue a total of         operations through its
                                                   8,870,040 shares of its  wholly owned
                                                   common stock in          subsidiary, Mellow
                                                   exchange for 1,000       Anti-Counterfeit Net
                                                   shares of Connelly,      System (Shenzhen)
                                                   representing 100% of     Company Limited, which
                                                   the issued and           is incorporated in the
                                                   outstanding common       PRC.
                                                   stock of Connelly.

Joseph Pioppi

Joseph Pioppi was the President of Easton, Inc. until April 2002. He is also President and director of Goldeneye Capital Group, Inc. He is a director of Lotus Capital Corp., Oriole, Inc. and Derby Resources, Inc.

 Name of Company          Date of Registration     Business Combinations    Current Operating
                          (File Number); Status                             Status
 -----------------------  -----------------------  -----------------------  -----------------------
 Easton, Inc.             Easton filed a Form      On April 29, 2002,       Easton has no
                          10SB 12G with the SEC    Easton entered into a    operations, at
                          on December 5, 2000      business combination,    present.
                          (000-32059) which        resulting, in a change
                          became effective in      in control of Easton
                          February 2001. Easton    pursuant to which
                          ceased to be a           Bancorp Intertrade
                          reporting company and    Group, Inc., a Nevada
                          made its last filing     corporation, purchased
                          to date on November      80% of the issued and
                          13, 2002.                outstanding securities
                                                   of Easton.

 Name of Company          Date of Registration     Business Combinations    Current Operating
                          (File Number); Status                             Status
 -----------------------  -----------------------  -----------------------  -----------------------
 Goldeneye Capital        Goldeneye filed Form     None to Date             Goldeneye's activities
 Group, Inc.              10SB 12G with the SEC                             to date have been
                          on January 6, 2005                                primarily directed
                          (000-51106) which                                 towards theraising of
                          became effective in                               capital and seeking
                          March 2005.                                       business opportunities.
 -----------------------  -----------------------  -----------------------  -----------------------

 Oriole, Inc.             Oriole filed Form 10SB   None to Date             Oriole's activities to
                          12G with the SEC on                               date have been
                          January 31, 2005                                  primarily directed
                          (000-51137) which                                 towards the raising of
                          became effective in                               capital and seeking
                          April 2005.                                       business opportunities.

 -----------------------  -----------------------  -----------------------  -----------------------

 Lotus Capital Corp.      Lotus filed 10SB 12G     None to Date             Lotus's activities to
                          with the SEC on                                   date have been
                          September 14, 2004                                primarily directed
                          (000-51105) which                                 towards the raising of
                          became effective in                               capital and seeking
                          November 2004.                                    business opportunities.
 -----------------------  -----------------------  -----------------------  -----------------------

 Derby Resources, Inc.    Derby Resources filed a  None to Date             Derby Resources's
                          Form 10SB 12G with the                            activities to date have
                          SEC on January 6, 2005                            been primarily directed
                          (000-51094) which                                 towards the raising of
                          became effective in                               capital and seeking
                          March 2005.                                       business opportunities.

Conflicts of Interest

None of the officers of the Company will devote more than a portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

In particular, as described immediately above, the Company's officers and directors formed other blind pool or blank check companies at about the same time as formation of the Company, which have structure and a business plan which is very similar to that of the Company. It is also likely that the Company's officers and directors will form additional blind pool or blank check companies in the future with a business plan similar or identical to that of the Company, and these would be in direct competition with the Company for available business opportunities and would create the potential for conflicts of interest.

The officers, directors and principal shareholders of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company's officers, directors and principal shareholders made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to members of Company management to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, members of Company management may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of the common stock. Based solely upon a review of Forms 3, 4 and 5 furnished to us, we are aware that Jose Acevedo, Joseph Pioppi, and Cosmo Palmieri, officers and/or directors of the Company as well as Mid-Continental Securities Corp., a holder of more than 10% of our common stock, have failed to timely file the initial statement of beneficial ownership on Form 3 as provided by Section 16(a) of the Exchange Act. On August 14, 2004, the Company filed a registration statement ("Registration Statement") on Form 10-SB on a voluntary basis in order to become a reporting company pursuant to Section 12(g) of the Securities Exchange Act of 1934. The holdings of each were disclosed in the Form 10-SB of Company filed with the SEC on August 14, 2004 and are disclosed herein. Each have informed the Company that they will make such filings as are necessary in the immediate future.

Notwithstanding the above disclosure, because it is the understanding of the Company that each of the above-named individuals have disclosed and will disclosed his or its holdings as is required Section 16, the Company has checked the box provided on the cover page of this Form to indicate that there is no disclosure in this form of reporting person delinquencies in response to Item 405 of Regulation S-B. In making these statements, we have relied upon an examination of a copies of the Form 3 provided to us and the representations of each of our directors and officers.

Code of Ethics

Because of the Company has no employees and because of the involvement of management and the Board of Directors in the business and operations of the Company, the Company has not adopted a separate code of ethics for principal executive and financial officers. We experience a limited number of financial transactions in our present operations. The Board of Directors and Management have unequivocally set the tone for integrity and credibility in all aspects of the Company's operations. In view of the Company's very small size and the limited number of personnel who are responsible for its operations, a formal code of ethics is not necessary. Our Board of Directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

ITEM 10. EXECUTIVE COMPENSATION.

No officer or director has received any remuneration or compensation from the Company. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive additional compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

The Company may employ a spouse of an officer or director, or an employee of a company owned by an officer or director, to perform administrative or secretarial services required by the Company. Such individuals would be paid standard, "going rate" hourly compensation for services rendered.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of March 31, 2005, Our Glass has a total of 10,151,000 shares of common stock issued and outstanding. The following table sets forth, as of the date of this Registration Statement, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of Our Glass. Also included are the shares held by all executive officers and directors as a group.

                                         Number of Shares       Percent of Class
 Name and Address                       Owned Beneficially           Owned
 ----------------                       ------------------      ----------------
 Acevedo, Jose                                 25,000                 .25%

 Mid-Continental Securities Corp.           8,986,300                88.52%

 Palmieri, Cosmo                               50,000                 .50%

 Pioppi, Joseph                                50,000                 .50%
_________

Frank Pioppi (90%) and Vital Patel (10%) are the owners of Mid-Continental Securities Corp. Except for their ownership interest in Mid-Continental, they have no affiliation with the Company.

The SEC maintains the view that securities issued by a blank check company such as Our Glass cannot be resold under the exemption from registration provided by Rule 144 promulgated under the Securities Act of 1933 but must registered under the Securities Act of 1933.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

No officer, director, promoter, or affiliate of the Company has, or proposes to have, any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise. The Company has adopted a policy under which any consulting or finder's fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether, or in what amount, such a stock issuance might be made.

It is not currently anticipated that any salary, consulting fee, or finder's fee shall be paid to any of the Company's directors or executive officers, or to any other affiliate of the Company except as described under "Executive Compensation" above.

The Company does not maintain an office, but it does maintain a mailing address at P.O. Box 110310, Naples, Florida 34108-0106, for which it pays no rent, and for which it does not anticipate paying rent in the future. It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

ITEM 13. EXHIBITS AND REPORTS ON 8-K

There are no reports on Form 8-K incorporated herein by reference.

         The following documents are filed as part of this report:

         31.1 Certification by Cosmo Palmieri, President and Treasurer (chief executive officer and acting chief financial officer) required by Rule 13a-14(a)

         32.1 Certification by Cosmo Palmieri (chief executive officer and acting chief financial officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and the review or audit of our interim statements. The total fees billed for Child, Sullivan and Company for the fiscal year ended December 31, 2003 was $3,000 and for the fiscal year ended December 31, 2004 was $3,000.

Audit Related Fees

There were no audit related services and no fees billed for audit related services for the fiscal years ended December 31, 2003 and December 31, 2004.

All Other Fees

There was no tax preparation or other fees billed for the fiscal years ended December 31, 2003 and December 31, 2004.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


OUR GLASS, INC.


By: /s/ Cosmo Palmieri
    ------------------
Cosmo Palmieri, President and Treasurer
Date: April 11, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Jose Acevedo
    ----------------
Jose Acevedo, Secretary
Date: April 11, 2005


By: /s/ Cosmo Palmieri
    ------------------
Cosmo Palmieri, President and Treasurer
Date: April 11, 2005


By: /s/ Joseph Pioppi
    ------------------
Joseph Pioppi, Director
Date: April 11, 2005


                                  EXHIBIT INDEX

Exhibit No.                        Description
-----------                        -----------

3.1(i) Articles of Incorporation incorporated by reference to the filing on Form 10SB dated August 14, 2004

3.2(ii) Bylaws incorporated by reference to the filing on Form 10SB dated August 14, 2004

31.1 Certification by Cosmo Palmieri, President and Treasurer (chief executive officer and acting chief financial officer) required by Rule 13a-14(a)

32.1 Certification by Cosmo Palmieri, President and Treasurer (chief executive officer and acting chief financial officer) pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002