Form 10QSB
period 2006-09-30
Our Glass, Inc.
filed 2008-04-07
CIK 1302365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

PERIOD ENDED SEPTEMBER 30, 2006

Our Glass, Inc.
(A Development Stage Company)
BALANCE SHEET
As of September 30, 2006

ASSETS	2006
CURRENTS ASSETS
Cash	$ -

TOTAL ASSETS	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued Liabilities	-
Payable to Stockholder	5,250
TOTAL CURRENT LIABILITIES	5,250

STOCKHOLDERS' EQUITY
Preferred Stock: Par value $.01; 5,000,000
shares authorized; no shares issued
and outstanding
Common Stock: Par value $.001; 50,000,000 shares
authorized; 10,151,000 shares Issued and outstanding	10,151
Addiitonal paid in capital	2,132
Deficit accumulated during the development stage	(17,533)
TOTAL STOCKHOLDERS' DEFICIT	(5,250)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -

The accompanying notes are an integral part of these financial statements.

Our Glass, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period June 4, 1999 (inception) thru September 30, 2006

	For the Three Months Ended September 30		For the Six Months Ended September 30		Cumulative Amount from June 4, 1999 (inception) to September
	2006	2005	2006	2005	30, 2006
REVENUES
Sales	$ -		$ -		$ -
Cost of Sales	-	-	-	-	-

Gross Profit

OPERATING EXPENSES
Administrative and General	5,250	1,375	5,250	3,750	17,533
TOTAL OPERATING EXPENSES	5,250	1,375	5,250	3,750	17,533

LOSS FROM OPERATIONS	(5,250)	(1,375)	(5,250)	(3,750)	(17,533)

OTHER INCOME
Interest Income

TOTAL OTHER INCOME

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES	(5,250)	(1,375)	(5,250)	(3,750)	(17,533)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	(5,250)	(1,375)	(5,250)	(3,750)	(17,533)

BASIC AND DILUTED NET LOSS PER SHARE	**	**	**	**

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,151,000	10,151,000	10,151,000	10,151,000

The accompanying notes are an integral part of these financial statements.

Our Glass, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the Period June 4, 1999 (inception) thru September 30, 2006

	Common Stock		Additional	Retained	Total
Par Value of $0.001			Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance at June 4, 1999 (date of inception)		$ -	$ -	$ -	$ -
Common stock issued for services	367,450	367			367
Common stock issued for cash	52,250	52	1,068		1,120
Net loss for the year	-	-	-	(1,233)	(1,233)
Balance December 31, 1999	419,700	419	1,068	(1,233)	254

Common stock issued for debt	570,000	570	130		700
Net loss for the year	-	-	-	(954)	(954)
Balance December 31, 2000	989,700	989	1,198	(2,187)	-

Capital Contribution		-	675		675
Net loss for the year	-	-	-	(694)	(694)
Balance December 31, 2001	989,700	989	1,873	(2,881)	(19)

Capital Contribution		-	259		259
Net loss for the year	-	-	-	(240)	(240)
Balance December 31, 2002	989,700	989	2,132	(3,121)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 2003	989,700	989	2,132	(3,121)	-

Common Stock issued for Debt	9,161,300	9,162			9,162
Net loss for the year	-	-	-	(9,162)	(9,162)
Balance December 31, 2004	10,151,000	10,151	2,132	(12,283)	-

Net loss for the period	-	-	-	(5,125)	(5,125)
Balance December 31, 2005	10,151,000	10,151	2,132	(17,408)	(5,125)

Net loss for the period	-	-	-	(125)	(125)
Balance September 30, 2006	10,151,000	10,151	2,132	(17,533)	(5,250)

The accompanying notes are an integral part of these financial statements.

Our Glass, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period June 4, 1999 (inception) thru September 30, 2006

	For the Nine Months Ended September 30		Cumulative Amount from June 4, 1999 (inception) to September
	2006	2005	30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (5,250)	$ (5,125)	(17,533)
Adjustments to reconcile net loss to net
cash used in operations:
Common stock issued for services			367
Changes in operating liabilities and assets
Accrued liabilities

NET CASH USED IN OPERATING ACTIVITIES	(5,250)	(5,125)	(17,166)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase payable to stockholder	5,250	5,125	5,250
Contributed capital			934
Issuance of common stock for debt			9,862
Issuance of common stock for cash	-	-	1,120
Net cash provided by financing activities	5,250	5,125	17,166

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS
Beginning of Period	-	-	-
End of Period	-	-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

OUR GLASS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (JUNE 4, 1999) THROUGH SEPTEMBER 30, 2006

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

Income Taxes

 The Company accounts for income taxes under the Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended September 30, 2006.

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

Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at September 30, 2006 for purposes of computing fully diluted earnings per share.

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

There is no provision for income taxes due to continuing losses. At September 31,2006, the Company has net operating loss carryforwards for tax purposes of approximately $17,500, which expire through 2026. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

NOTE 5 RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Amounts payable to the shareholder at September 30, 2006 and 2005 was $5,250 and $5,125 respectfully.

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

Liquidity and Capital Resources

As of September 30, 2006, the Company remains in the development stage.  As of September 30, 2006, the Company’s balance sheet reflects total assets of $nil, and total current liabilities of $5,250.  The Company has cash on hand of $nil and a deficit accumulated in the development stage of $17,533.

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

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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