Form 10KSB
period 2006-12-31
Our Glass, Inc.
filed 2008-04-07
CIK 1302365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $0.00

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 1, 2008, the Company had 10,151,000 shares issued and outstanding.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2006.

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

Plan of Operation

On April 16, 2006, the Company became delinquent in filing its periodic reports and during the period from April 15, 2006 to January 31, 2008 was completely inactive.   Beginning in February 2008, the Company elected to take the steps needed to again become current in filing its reports in order to pursue its original business plan of seeking to locate a suitable business acquisition candidate.

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

Liquidity and Capital Resources

As of December 31, 2006, the Company remains in the development stage.  As of December 31, 2006, the Company’s balance sheet reflects total assets of $nil and total current liabilities of $5,250.  The Company has cash on hand of $nil and a deficit accumulated in the development stage of $17,533.

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

FOR THE YEAR ENDED DECEMBER 31, 2006

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Our Glass Inc.

Naples Florida

We have audited the accompanying balance sheet of Our Glass Inc. (a development stage enterprise)(the “Company”) as of December 31, 2006 and related statements of operations, stockholders’ deficit, and cash flows for the period June 4, 2004 (inception) thru December 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 2004 and for the year ended December 31, 2004 were audited by other auditors whose report dated March 24, 2005 expressed an unqualified opinion on those statements.  Our opinion on the statements of operations, cash flows and stockholders' deficit for the period since June 4, 2004 (Date of Inception) to December 31, 2006 insofar as it relates to amounts for the prior periods through December 31, 2004 is based on the report of the other auditors

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Our Glass Inc. (a Florida corporation) as of December 31, 2006 and the results of its operations and its cash flows for the period June 4, 2004 (inception) thru December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Note 3, the Company has been in the development stage since its inception (June 4, 2004) and continues to incur significant losses. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Lake & Associates CPA’s LLC

Lake & Associates, CPA’s LLC

Schaumburg, Illinois

March 3, 2008

Our Glass, Inc.
(A Development Stage Company)
BALANCE SHEET
As of December 31, 2006

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

Our Glass, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period June 4, 1999 (inception) thru December 31, 2006

	For the Year Ended December 31,		Cumulative Amount from June 4, 1999 (inception) to December
	2006	2005	31, 2006
REVENUES
Sales	$ -	$ -	$ -
Cost of Sales	-	-	-

Gross Profit

OPERATING EXPENSES
Administrative and General	125	5,125	17,533
TOTAL OPERATING EXPENSES	125	5,125	17,533

LOSS FROM OPERATIONS	(125)	(5,125)	(17,533)

OTHER INCOME
Interest Income

TOTAL OTHER INCOME	-	-	-

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES	(125)	(5,125)	(17,533)

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME (LOSS)	(125)	(5,125)	(17,533)

BASIC AND DILUTED NET LOSS PER SHARE	**	**

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,151,000	10,151,000

The accompanying notes are an integral part of these financial statements.

Our Glass, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period June 4, 1999 (inception) thru December 31, 2006
	Common Stock		Additional	Retained
Par Value of $0.001			Paid-in	Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance at June 4, 1999 (date of inception)		$ -	$ -	$ -	$ -
Common stock issued for services	367,450	367			367
Common stock issued for cash	52,250	52	1,068		1,120
Net loss for the year	-	-	-	(1,233)	(1,233)
Balance December 31, 1999	419,700	419	1,068	(1,233)	254

Common stock issued for debt	570,000	570	130		700
Net loss for the year	-	-	-	(954)	(954)
Balance December 31, 2000	989,700	989	1,198	(2,187)	-

Capital Contribution		-	675		675
Net loss for the year	-	-	-	(694)	(694)
Balance December 31, 2001	989,700	989	1,873	(2,881)	(19)

Capital Contribution		-	259		259
Net loss for the year	-	-	-	(240)	(240)
Balance December 31, 2002	989,700	989	2,132	(3,121)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 2003	989,700	989	2,132	(3,121)	-

Common Stock issued for Debt	9,161,300	9,162			9,162
Net loss for the year	-	-	-	(9,162)	(9,162)
Balance December 31, 2004	10,151,000	10,151	2,132	(12,283)	-

Net loss for the period	-	-	-	(5,125)	(5,125)
Balance December 31, 2005	10,151,000	10,151	2,132	(17,408)	(5,125)

Net loss for the year	-	-	-	(125)	(125)
Balance December 31, 2006	10,151,000	10,151	2,132	(17,533)	(5,250)

The accompanying notes are an integral part of these financial statements.

Our Glass, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period June 4, 1999 (inception) thru December 31, 2006

	For the Year Ended December 31		Cumulative Amount from June 4, 1999 (inception) to December
	2006	2005	31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (125)	$ (5,125)	(17,533)
Adjustments to reconcile net loss to net
cash used in operations:
Common stock issued for services			367
Changes in operating liabilities and assets	-	-	-
Accrued liabilities	-	-	-

NET CASH USED IN OPERATING ACTIVITIES	(125)	(5,125)	(17,166)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase payable to stockholder	125	5,125	5,250
Contributed capital			934
Issuance of common stock for debt			9,862
Issuance of common stock for cash	-	-	1,120
Net cash provided by financing activities	125	5,125	17,166

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
Beginning of Period	-	-	-
End of Period	-	-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

OUR GLASS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (JUNE 4, 1999) THROUGH DECEMBER 31, 2006

NOTE 1  ORGANIZATION

Our Glass, Inc.. (a development stage enterprise) (the Company) was formed on June 4, 1999 in the State of Nevada. The Company’s activities to date have been primarily directed towards the raising of capital and seeking business opportunities.

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

Income Taxes

        The Company accounts for income taxes under the Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended December 31, 2006.

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

Basic Loss Per Common Share

        Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2006 for purposes of computing fully diluted earnings per share.

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

There is no provision for income taxes due to continuing losses. At December 31, 2006, the Company has net operating loss carryforwards for tax purposes of approximately $17,500 which expire through 2026. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

NOTE 5 RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Amounts payable to the shareholder at December 31, 2006 and 2005 were $5,250 and $5,125, respectively.

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

There was no change in the Company's internal control over financial reporting during the fiscal year ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Lake and Associates CPAs LLC for audit of the Company's annual financial statements were $1,000 for the fiscal year ended December 31, 2006, and $1,000 by Lake and Associates CPAs LLC for the fiscal year ended December 31, 2005.

Audit Related Fees

(2)

Lake and Associates CPAs LLC did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2006 and 2005.

Tax Fees

(3)

The aggregate fees billed by Lake and Associates CPAs LLC for tax compliance, advice and planning were $0.00 for the fiscal year ended December 31, 2006 and $0.00 for the fiscal year ended December 31, 2005.

All Other Fees

 (4)

Lake and Associates CPAs LLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2006 and 2005.

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