Form 10-Q
period 2008-09-30
Our Glass, Inc.
filed 2008-11-12
CIK 1302365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of September 30, 2008 the Issuer had 10,151,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Our Glass, Inc. (the "Company"), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-KSB, and all amendments thereto, for the fiscal year ended December 31, 2007.

OUR GLASS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2008

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3

Statements of Operations	4

Statements of Stockholders’ Equity (Deficit)	5-6

Statements of Cash Flows	7

Notes to Unaudited Financial Statements	8-9

Our Glass, Inc.
(A Development Stage Company)
BALANCE SHEET
As of September 30, 2008 and December 31, 2007

	Unaudited	Audited
ASSETS	2008	2007
CURRENT ASSETS
Cash	$ -	$ -

TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued Liabilities	2,011	-
Payable to Stockholder	14,429	5,375
TOTAL CURRENT LIABILITIES	16,440	5,375

STOCKHOLDERS' EQUITY
Preferred Stock: Par value $.01; 5,000,000
shares authorized; no shares issued
and outstanding		-
Common Stock: Par value $.001; 50,000,000 shares
authorized; 10,151,000 shares issued and outstanding	10,151	10,151
Additional paid in capital	2,132	2,132
Deficit accumulated during the development stage	(28,723)	(17,658)
TOTAL STOCKHOLDERS' DEFICIT	(16,440)	(5,375)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Our Glass, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period June 4, 1999 (inception) thru September 30, 2008

	For the Three Months Ended September 30		For the Nine Months Ended September 30,		Cumulative Amount from June 4, 1999 (inception) to September
	2008	2007	2008	2007	30, 2008

REVENUES
Sales	$ -	$ -	$ -	$ -	$ -
Cost of Sales	-	-	-	-	-

Gross Profit

OPERATING EXPENSES
Administrative and General	2,011	-	11,065	125	(28,723)
TOTAL OPERATING EXPENSES	2,011	-	11,065	125	(28,723)

LOSS FROM OPERATIONS	(2,011)	-	(11,065)	(125)	28,723

OTHER INCOME
Interest Income

TOTAL OTHER INCOME

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES	(2,011)	-	(11,065)	(125)	28,723

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	(2,011)	-	(11,065)	(125)	28,723

BASIC AND DILUTED NET LOSS PER SHARE	**	**	**	**	**

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,151,000	10,151,000	10,151,000	10,151,000

The accompanying notes are an integral part of these financial statements.

Our Glass, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the Period June 4, 1999 (inception) thru September 30, 2008

	Common Stock		Additional	Retained	Total
Par Value of $0.001			Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity
Balance at June 4, 1999 (date of inception)		$ -	$ -	$ -	$ -
Common stock issued for services	367,450	367			367
Common stock issued for cash	52,250	52	1,068		1,120
Net loss for the year	-	-	-	(1,233)	(1,233)
Balance December 31, 1999	419,700	419	1,068	(1,233)	254

Common stock issued for debt	570,000	570	130		700
Net loss for the year	-	-	-	(954)	(954)
Balance December 31, 2000	989,700	989	1,198	(2,187)	-

Capital Contribution		-	675		675
Net loss for the year	-	-	-	(694)	(694)
Balance December 31, 2001	989,700	989	1,873	(2,881)	(19)

Capital Contribution		-	259		259
Net loss for the year	-	-	-	(240)	(240)
Balance December 31, 2002	989,700	989	2,132	(3,121)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 2003	989,700	989	2,132	(3,121)	-

Common Stock issued for Debt	9,161,300	9,162			9,162
Net loss for the year	-	-	-	(9,162)	(9,162)
Balance December 31, 2004	10,151,000	10,151	2,132	(12,283)	-

Net loss for the period	-	-	-	(5,125)	(5,125)
Balance December 31, 2005	10,151,000	10,151	2,132	(17,408)	(5,125)

Net loss for the period	-	-	-	(125)	(125)
Balance December 31, 2006	10,151,000	10,151	2,132	(17,533)	(5,250)

Net loss for the period	-	-	-	(125)	(125)
Balance December 31, 2007	10,151,000	10,151	2,132	(17,658)	(5,375)

Net loss for the nine months ended September 30, 2008	-	-	-	(11,065)	(11,065)

Balance September 30, 2008	10,151,000	10,151	2,132	(28,723)	(16,440)

The accompanying notes are an integral part of these financial statements.

Our Glass, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period June 4, 1999 (inception) thru September 30, 2008

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Cumulative Amount from June 4, 1999 (inception) to September
	2008	2007	2008	2007	30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (2,011)	-	$ (11,065)	(125)	(28,723)
Adjustments to reconcile net loss to net
cash used in operations:
Common stock issued for services					367
Changes in operating liabilities and assets
Accrued liabilities	(1,937)		2,011		2,011

NET CASH USED IN OPERATING ACTIVITIES	(3,948)	-	(9,054)	(125)	(26,345)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase payable to stockholder	3,948	-	9,054	125	14,429
Contributed capital					934
Issuance of common stock for debt					9,862
Issuance of common stock for cash	-	-	-	-	1,120
Net cash provided by financing activities	3,948	-	9,054	125	26,345

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-	-	-

CASH AND CASH EQUIVALENTS
Beginning of Period	-	-	-	-	-
End of Period	-	-	-	-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	-	-	-	-	-
Cash paid for income taxes	-	-	-	-	-

The accompanying notes are an integral part of these financial statements.

OUR GLASS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (JUNE 4, 1999) THROUGH SEPTEMBER 30, 2008

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

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2008 and the results of operations for the three months and nine months ended September 30, 2008, 2007 and the period inception (June 4, 1999 through September30, 2008).  The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2007, as filed on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2007 Annual Report on Form 10-KSB. Our results for the nine months ended September 30, 2008 may not be indicative of our results for the twelve months ended December 31, 2008.

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

NOTE 4  Related Party Transactions

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Total amount paid during the three months ended September 30, 2008 was $3,948.  The balance payable to the shareholder at September 30, 2008 and December 31, 2007 were $14,429 and $5,375, respectively.

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

For the fiscal year ending December 31, 2008, and the next twelve months thereafter, the Company expects to continue with its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.  During the next twelve (12) months, the Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934 as amended.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

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

Liquidity and Capital Resources

As of September 30, 2008, the Company’s balance sheet reflects total current assets of $nil and total current liabilities of $16,440.  The Company has cash on hand of $nil and a deficit accumulated in the development stage of $28,723.  The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through the sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholders to pay expenses on its behalf at least until it is able to consummate a business transaction.  The majority shareholders are under no obligation to pay such expenses.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

OUR GLASS, INC.

By:  /S/ Cosmo Palmieri

Cosmo Palmieri, Principal Executive Officer

Date:   November 12, 2008

By:  /S/ Cosmo Palmieri

Cosmo Palmieri, Principal Financial Officer

Date:   November 12, 2008