Form 10-Q
period 2010-06-30
Our Glass, Inc.
filed 2010-07-28
CIK 1302365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

[ ] No

As of June 30, 2010 the Issuer had 10,151,000 shares of common stock issued and outstanding.

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

OUR GLASS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2010

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3

Statement of Operations	4

Statement of Stockholders’ Equity (Deficit)	5-6

Statement of Cash Flows	7

Notes to Unaudited Financial Statements	8-9

Our Glass, Inc.
(A Development Stage Company)
BALANCE SHEET
As of June 30, 2010 and December 31, 2009

	Unaudited	Audited
ASSETS	2010	2009
CURRENT ASSETS
Cash	$ -	$ -

TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued Liabilities	505	3,100
Payable to Stockholder	29,780	24,896
TOTAL CURRENT LIABILITIES	30,285	27,996

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred Stock: Par value $.01; 5,000,000
shares authorized; no shares issued
and outstanding
Common Stock: Par value $.001; 50,000,000 shares
authorized; 10,151,000 shares issued and outstanding	10,151	10,151
Additional paid in capital	2,132	2,132
Deficit accumulated during the development stage	(42,568)	(40,279)
TOTAL STOCKHOLDERS' DEFICIT	(30,285)	(27,996)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Our Glass, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period June 4, 1999 (inception) through June 30, 2010

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Cumulative Amount from June 4, 1999 (inception) to June 30,
	2010	2009	2010	2009	2010
REVENUES
Sales	$ -	$ -	$ -	$ -	$ -
Cost of Sales	-	-	-	-	-

Gross Profit

OPERATING EXPENSES
Administrative and General	933	1,341	2,289	2,894	42,568
TOTAL OPERATING EXPENSES	933	1,341	2,289	2,894	42,568

LOSS FROM OPERATIONS	(933)	(1,341)	(2,289)	(2,894)	(42,568)

OTHER INCOME
Interest Income	-	-	-	-	-

TOTAL OTHER INCOME	-	-	-	-	-

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES	(933)	(1,341)	(2,289)	(2,894)	(42,568)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	(933)	(1,341)	(2,289)	(2,894)	(42,568)

BASIC AND DILUTED NET LOSS PER SHARE	**	**	**	**	**

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,151,000	10,151,000	10,151,000	10,151,000

The accompanying notes are an integral part of these financial statements.

Our Glass, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period June 4, 1999 (inception) through June 30, 2010

	Common Stock		Additional	Retained	Total
Par Value of $0.001			Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity
Balance at June 4, 1999 (date of inception)		$ -	$ -	$ -	$ -
Common stock issued for services	367,450	367			367
Common stock issued for cash	52,250	52	1,068		1,120
Net loss for the year	-	-	-	(1,233)	(1,233)
Balance December 31, 1999	419,700	419	1,068	(1,233)	254

Common stock issued for debt	570,000	570	130		700
Net loss for the year	-	-	-	(954)	(954)
Balance December 31, 2000	989,700	989	1,198	(2,187)	-

Capital Contribution		-	675		675
Net loss for the year	-	-	-	(694)	(694)
Balance December 31, 2001	989,700	989	1,873	(2,881)	(19)

Capital Contribution		-	259		259
Net loss for the year	-	-	-	(240)	(240)
Balance December 31, 2002	989,700	989	2,132	(3,121)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 2003	989,700	989	2,132	(3,121)	-

Common Stock issued for Debt	9,161,300	9,162			9,162
Net loss for the year	-	-	-	(9,162)	(9,162)
Balance December 31, 2004	10,151,000	10,151	2,132	(12,283)	-

Net loss for the period	-	-	-	(5,125)	(5,125)
Balance December 31, 2005	10,151,000	10,151	2,132	(17,408)	(5,125)

Net loss for the period	-	-	-	(125)	(125)
Balance December 31, 2006	10,151,000	10,151	2,132	(17,533)	(5,250)

Net loss for the period	-	-	-	(125)	(125)
Balance December 31, 2007	10,151,000	10,151	2,132	(17,658)	(5,375)

Net loss for the period	-	-	-	(14,580)	(14,580)
Balance December 31, 2008	10,151,000	10,151	2,132	(32,238)	(19,955)

Net loss for the period	-	-	-	(8,041)	(8,041)
Balance December 31, 2009	10,151,000	10,151	2,132	(40,279)	(27,996)

Net loss for the period	-	-	-	(2,289)	(2,289)
Balance June 30, 2010	10,151,000	10,151	2,132	(42,568)	(30,285)

The accompanying notes are an integral part of these financial statements.

Our Glass, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period June 4, 1999 (inception) through June 30, 2010

	For the Six Months Ended June 30		Cumulative Amount from June 4, 1999 (inception) to
	2010	2009	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (2,289)	$ (2,894)	$ (42,568)
Adjustments to reconcile net loss to net
cash used in operations:
Common stock issued for services	-	-	367
Changes in operating liabilities and assets	-	-	-
Accrued liabilities	(2,595)	(2,271)	505

NET CASH USED IN OPERATING ACTIVITIES	(4,884)	(5,165)	(41,696)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase payable to stockholder	4,884	5,165	29,780
Contributed capital	-	-	934
Issuance of common stock for debt	-	-	9,862
Issuance of common stock for cash	-	-	1,120
Net cash provided by financing activities	4,884	5,165	41,696

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
Beginning of Period	-	-	-
End of Period	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

OUR GLASS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (June 4, 1999) THROUGH JUNE 30, 2010

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

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2010 and the results of operations for the six months ended June 30, 2010 and the period from inception (June 4, 1999) through June 30, 2010.  The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2009, as filed on Form 10-K.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2009 Annual Report on Form 10-K. Our results for the six months ended June 30, 2010 may not be indicative of our results for the twelve months ended December 31, 2010.

Recently Issued Accounting Pronouncements

The company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Subsequent Events

We evaluated subsequent events through the date and time our financial statements were available on July 19, 2010.

OUR GLASS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (June 4, 1999) THROUGH JUNE 30, 2010

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

NOTE 4 RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Total amount of expenses paid during the six months ended June 30, 2010 was $4,884. The balance payable to the shareholder at June 30, 2010 and December 31, 2009 were $29,780 and $24,896, respectively.

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

Liquidity and Capital Resources

As of June 30, 2010, the Company’s balance sheet reflects total current assets of $nil and total current liabilities of $30,285.  The Company has cash on hand of $nil and a deficit accumulated in the development stage of $42,568.  The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through the sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholders to pay expenses on its behalf at least until it is able to consummate a business transaction.  The majority shareholders are under no obligation to pay such expenses.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

OUR GLASS, INC.

By:  /S/ Cosmo Palmieri

Cosmo Palmieri, Chief Executive Officer

Date:   July 28, 2010

By:  /S/ Cosmo Palmieri

Cosmo Palmieri, Chief Financial Officer

Date:   July 28, 2010