Form 10-Q
period 2012-03-31
Our Glass, Inc.
filed 2012-05-15
CIK 1302365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

[ ] No

As of May 14, 2012 the Issuer had 10,151,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Our Glass, Inc. (the "Company"), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended December 31, 2011.

OUR GLASS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2012

Our Glass, Inc.
(A Development Stage Company)
BALANCE SHEET
March 31, 2012 and December 31, 2011

	Unaudited	Audited
	3/31/2012	12/31/11
ASSETS
CURRENT ASSETS
Cash	$ -	$ -
Prepaid Expenses	500	1,000
TOTAL ASSETS	500	1,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued Liabilities	5,635	4,300
Payable to Stockholder	40,460	40,460
TOTAL CURRENT LIABILITIES	46,095	44,760

STOCKHOLDERS' DEFICIT
Preferred Stock: Par value $.01; 5,000,000
shares authorized; no shares issued
and outstanding	-	-
Common Stock: Par value $.001; 50,000,000 shares
authorized; 10,151,000 shares issued and outstanding	10,151	10,151
Additional paid in capital	2,132	2,132
Deficit accumulated during the development stage	(57,878)	(56,043)
TOTAL STOCKHOLDERS' DEFICIT	(45,595)	(43,760)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 500	$ 1,000

The accompanying notes are an integral part of these financial statements.

Our Glass, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period June 4, 1999 (inception) through March 31, 2012

			Cumulative
			Amount from
			June 4, 1999
	For the Three Months Ended		through
	3/31/12	03/31/11	3/31/12
REVENUES
Sales	$ -	$ -	$ -
Cost of Sales	-	-	-

Gross Profit

OPERATING EXPENSES
Administrative and General	1,835	1,224	57,878
TOTAL OPERATING EXPENSES	1,835	1,224	57,878

LOSS FROM OPERATIONS	(1,835)	(1,224)	(57,878)

OTHER INCOME
Interest Income	-	-	-

TOTAL OTHER INCOME	-	-	-

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES	(1,835)	(1,224)	(57,878)

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME (LOSS)	$ (1,835)	$ (1,224)	$ (57,878)

BASIC AND DILUTED NET LOSS PER SHARE	**	**

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,151,000	10,151,000

** Less than $.01

The accompanying notes are an integral part of these financial statements.

Our Glass, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period June 4, 1999 (inception) through March 31, 2012

			Cumulative
			Amount from
			June 4, 1999
	For the Three Months Ended		through
	3/31/12	03/31/11	3/31/12
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (1,835)	$ (1,224)	$ (57,878)
Adjustments to reconcile net loss to net
cash used in operations:
Common stock issued for services			367
Changes in operating liabilities and assets
Prepaid expenses	500	-	(500)
Accrued liabilities	1,335	(2,500)	5,635

NET CASH USED IN OPERATING ACTIVITIES	-	(3,724)	(52,376)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase payable to stockholder	-	3,724	40,460
Contributed capital			934
Issuance of common stock for debt	-	-	9,862
Issuance of common stock for cash	-	-	1,120

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	3,724	52,376

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
Beginning of Period	-	-	-
End of Period	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

OUR GLASS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

From Inception (June 4, 1999) through March 31, 2012

NOTE 1 ORGANIZATION

Our Glass, Inc. (the "Company") is currently a development stage company under the provisions of Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”, and was incorporated under the laws of the State of Nevada on June 4, 1999. The Company has a December 31 year-end.

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

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2012 and the results of operations for the three months ended March 31, 2012 and the period from inception (June 4, 1999) through March 31, 2012.  The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2011, as filed on Form 10-K.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2011 Annual Report on Form 10-K. Our results for the three months ended March 31, 2012 may not be indicative of our results for the twelve months ended December 31, 2012.

Recently Issued Accounting Pronouncements

The company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

OUR GLASS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

From Inception (June 4, 1999) through March 31, 2012

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

NOTE 4 RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Total amount of expenses paid during the three months ended March 31, 2012 was $0. The balance payable to the shareholder at March 31, 2012 and December 31, 2011 were $40,460 and $40,460, respectively.

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

For the fiscal year ending December 31, 2012, and the subsequent twelve (12) months, the Company expects to continue with its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.  During the next twelve (12) months, the Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934 as amended.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

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

Liquidity and Capital Resources

As of March 31, 2012, the Company’s balance sheet reflects total current assets of $nil and total current liabilities of $46,095.  The Company has cash on hand of $nil and a deficit accumulated in the development stage of $57,878.  The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through the sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholders to pay expenses on its behalf at least until it is able to consummate a business transaction.  The majority shareholders are under no obligation to pay such expenses.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MINE SAFETY DISCLOSURES.

Not Applicable.

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

INS XBRL Instance Document

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

Date:  May 15, 2012